Form 10-Q
period 2025-06-30
Digital Asset Acquisition Corp.
filed 2025-08-19
CIK 2052162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number

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

As of August 18, 2025, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

DIGITAL ASSET ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

DIGITAL ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Due from Sponsor	$1,281,540	$—
Prepaid insurance	65,625	—
Total current assets	1,347,165	—
Deferred offering costs	—	25,000
Marketable securities held in Trust Account	173,664,886	—
Long-term prepaid insurance	54,546	—
TOTAL ASSETS	$175,066,597	$25,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$77,908	$4,791
Due to related party	75,321	321
Total current liabilities	153,229	5,112
Deferred underwriting fee payable	6,900,000	—
Total Liabilities	$7,053,229	$5,112

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.07 per share at June 30, 2025 and 0 shares at December 31, 2024	173,664,886	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized (excluding 17,250,000 Class A ordinary shares subject to possible redemption); none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at June 30, 2025 and December 31, 2024 (1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,652,093)	(5,112)
Total Shareholders’ Equity (Deficit)	(5,651,518)	19,888
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$175,066,597	$25,000

(1)

Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
General and administrative expenses	$118,212	$172,828
Loss from operations	(118,212)	(172,828)

Other income:
Net earnings on marketable securities held in Trust Account	1,147,520	1,147,520
Net income	$1,029,308	$974,692

Weighted average shares outstanding, Class A ordinary shares	11,691,667	5,845,833
Basic and diluted net income per Class A ordinary share	$0.06	$0.09

Basic weighted average shares outstanding, Class B ordinary shares[1]	5,508,333	5,254,167
Basic net income per Class B ordinary share[1]	$0.06	$0.08

Diluted weighted average shares outstanding, Class B ordinary shares[1]	5,750,000	5,375,000
Diluted net income per Class B ordinary share	$0.06	$0.09

(1)

Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares[1]	Amount	Capital	Deficit	Deficit
Balance at April 1, 2025	5,750,000	$575	$24,425	$(59,728)	$(34,728)
Proceeds from sale of Private Placement Warrants, less issuance costs	—	—	5,432,215	—	5,432,215
Proceeds from sale of Public Warrants, less issuance costs	—	—	468,608	—	468,608
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	(5,925,248)	(6,621,673)	(12,546,921)
Net income	—	—	—	1,029,308	1,029,308
Balance at June 30, 2025	5,750,000	$575	$—	$(5,652,093)	$(5,651,518)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares[1]	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	5,750,000	$575	$24,425	$(5,112)	$19,888
Proceeds from sale of Private Placement Warrants, less issuance costs	—	—	5,432,215	—	5,432,215
Proceeds from sale of Public Warrants, less issuance costs	—	—	468,608	—	468,608
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	(5,925,248)	(6,621,673)	(12,546,921)
Net income	—	—	—	974,692	974,692
Balance at June 30, 2025	5,750,000	$575	$—	$(5,652,093)	$(5,651,518)

(1)

Includes up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$974,692
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(1,164,886)
Operating expenses paid via promissory note - related party	112,848
Operating costs paid by Sponsor from proceeds withdrawn from Trust Account	207,836
Changes in operating assets and liabilities:
Accrued expenses	73,117
Due to related party	75,000
Prepaid insurance	(120,171)
Net cash provided by operating activities	158,436

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	168,042,965
Proceeds from Private Placement Warrants, less issuance costs	3,829,991
Proceeds from Public Warrants, less issuance costs	468,608
Net cash provided by financing activities	172,341,564

Net Change in Cash	—
Cash - Beginning of period	—
Cash - End of period	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable charged to Class A ordinary share issuance costs	$6,900,000
Repayment of promissory note – related party by Sponsor	$112,848
Proceeds from Initial Public Offering and sale of Private Placement Warrants held by Sponsor	$1,602,224

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from December 9, 2024 (inception) through June 30, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $5,450,000. Of the 5,450,000 Private Placement Warrants, the Underwriters purchased an aggregate of 1,725,000 Private Placement Warrants and DAAQ Sponsor LLC, the Company’s sponsor (the “Sponsor”), purchased 3,725,000 Private Placement Warrants (see Note 4).

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

Transaction costs related to the issuances described above amounted to $10,931,212, consisting of $1,725,000 of cash underwriting fees, $1,725,000 of underwriting fees paid via the issuance of Private Placement Warrants, $6,900,000 of deferred underwriting fees and $581,212 of other offering costs. In addition, at June 30, 2025, $1,281,540 of cash was held by the Sponsor outside of the Trust Account and was available for working capital purposes.

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

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have until October 30, 2026 (or January 30, 2027), 18 months from the closing of the Initial Public Offering (or 21 months from the closing of the Initial Public Offering if the Company has executed a definitive agreement for an initial Business Combination within 18 months of the Initial Public Offering) to complete a Business Combination (the “Completion Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 18 months (or 21 months as discussed above) from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 18 months (or 21 months as discussed above) without a shareholder vote. Cohen & Company Capital Markets (the “Representative”), a division of J.V.B. Financial Group, LLC, and Clear Street LLC (collectively, the “Underwriters”) have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had a working capital surplus of $1,193,936. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes. At the closing of the Initial Public Offering on April 30, 2025, $1,602,224 of the proceeds were due to the Company to be held by the Sponsor outside of the Trust Account for working capital purposes. The amount of excess funds due to the Company is currently represented as Due from Sponsor in the amount of $1,281,540 on the balance sheet as of June 30, 2025. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statements were issued and therefore substantial doubt has been alleviated.

The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 30, 2026 (or January 30, 2027). The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by October 30, 2026 (or January 30, 2027).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2025 and the results of operations, comprehensive income and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period.

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Form S-1/A filed by the Company with the SEC on March 14, 2025 as well as the Company’s Form 8-K as of April 30, 2025 filed by the Company with the SEC on May 6, 2025.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies but not to emerging growth companies including, but not limited to, the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of June 30, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $173,664,886.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.07 per share as of June 30, 2025) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of June 30, 2025, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(500,250)
Issuance costs allocated to Class A ordinary shares	(10,881,785)
Plus:
Accretion of carrying value to redemption value	12,546,921
Class A ordinary shares subject to possible redemption	$173,664,886

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $10,931,212, consisting of $1,725,000 of cash underwriting fees, $1,725,000 of underwriting fees paid via the issuance of Private Placement Warrants, $6,900,000 of deferred underwriting fees and $581,212 of other offering costs. As such, the Company recorded $10,881,785 of offering costs as a reduction of temporary equity and $49,427 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share for the periods presented.

Class B ordinary shares includes 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriter’s over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income	$699,670	$329,637	$513,323	$461,368
Denominator:
Weighted Average Ordinary Shares	11,691,666	5,508,333	5,845,833	5,254,166
Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Net income	$699,670	$339,332	$507,795	$466,896
Denominator:
Weighted Average Ordinary Shares	11,691,666	5,750,000	5,845,833	5,375,000
Diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations.

The Public Warrants and Private Placement Warrants are not precluded from equity classification and were accounted for as such on the date of issuance.

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, Compensation-Share Compensation (“ASC 718”). ASC 718 defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

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

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC Topic 280, Segment Reporting (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 9, 2024, the date of its incorporation.

No other recently issued accounting pronouncements are expected to have a material impact to the Company.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2025. On April 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 Units, including 2,250,000 Units issued pursuant to the exercise of the Underwriters’ over-allotment option in full, generating gross proceeds of $172,500,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 Private Placement Warrants at a price of $1.00 per warrant generating gross proceeds of $5,450,000. Of the 5,450,000 Private Placement Warrants, the Underwriters purchased an aggregate of 1,725,000 Private Placement Warrants and the Sponsor purchased 3,725,000 Private Placement Warrants. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2025	December 31, 2024

Total assets	$175,066,597	$25,000

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Six Months Ended June 30, 2025

General and administrative expenses	$172,828
Net income	$974,692

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

In January 2025, the Sponsor transferred 25,000 Founder Shares to three director nominees (for an aggregate of 75,000 Class B ordinary shares) and 10,000 Founder Shares to four Company advisors (for an aggregate of 40,000 Class B ordinary shares) at the same price that the Sponsor had purchased such shares or approximately $0.004 per share. The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis.

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

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Period, (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Completion Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due from Sponsor

Due from Sponsor represents excess funds from the purchase of the Private Placement Warrants by the Sponsor that have not yet been deposited into the Company’s operating account. These funds will be available to the Company for general working capital purposes. On June 30, 2025, the Company’s Due from Sponsor balance was $1,281,540. On August 14, 2025, the outstanding Due from Sponsor balance was fully settled. Refer to Note 10 for additional details.

Promissory Note - Related Party

On December 11, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. During the three months ended June 30, 2025 the balance of the Promissory Note was paid in full and borrowings under the note are no longer available.

Due to Related Party

The Company’s Sponsor has agreed to initially fund operating expenses related to the Initial Public Offering. These include legal fees, mailing, and shipping expenses. On June 30, 2025, the Company had a total of $75,321 outstanding that was due to related party.

Administrative Support Agreement

The Sponsor has agreed, commencing from April 30, 2025, the date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For both the three and six month period ended June 30, 2025, the Company paid $40,000 to the Sponsor for these services, which are included in general and administrative expenses on the accompanying condensed statements of operations.

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of June 30, 2025 and December 31, 2024.

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

The Company granted the Underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. On April 30, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the over-allotment option to purchase the additional 2,250,000 Units at a price of $10.00 per Unit.

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

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 there were 17,250,000 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. As of December 31, 2024 there were no shares of Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024 there were 5,750,000 Class B ordinary shares issued and outstanding.

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

Warrants — As of June 30, 2025, there were 14,075,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Public Warrants and Private Placement Warrants at issuance were estimated using the Black-Scholes option pricing model, with the following assumptions:

Risk-free interest rate	3.6%
Expected term (years)	2.52
Expected volatility	7.9%
Stock price on valuation date	$10.21
Exercise price	$11.5
Expected dividend	—%
Market pricing adjustment	15%

DIGITAL ASSET ACQUISITION CORP.

JUNE 30, 2025

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024

Marketable securities held in Trust Account	1	$173,664,886	$—

The Company does not have any liabilities that are measured at fair value on a recurring basis.

NOTE 10. SUBSEQUENT EVENTS

On August 14, 2025, the Company received the outstanding balance Due from Sponsor, totaling $1,221,540. The amount received reflects the gross balance due, net of general and administrative expenses paid directly by the Sponsor on behalf of the Company.

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than what was already disclosed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Digital Asset Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DAAQ Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Cayman Islands on December 9, 2024 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2025, were organizational activities and those necessary to prepare for our Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on assets held in our Trust Account (defined below) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $1,029,308, which resulted from investment earnings on marketable securities held in the Trust Account of $1,147,520 offset by general and administrative expenses of $118,212.

For the six months ended June 30, 2025, we had net income of $974,692, which resulted from earnings and realized gain on marketable securities held in Trust Account of $1,147,520 offset by general and administrative expenses of $172,828.

Through June 30, 2025, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, and activities relating to general corporate matters.

Liquidity and Capital Resources

For the six-month period ended June 30, 2025, net cash used in operating activities was $158,436. Net income of $974,692 was adjusted for earnings on marketable securities in our Trust Account of $1,164,886 and operating expenses paid via promissory note - related party of $112,848. Changes in operating assets and liabilities provided $27,946 of cash for operating activities primarily due to primarily due to increases in accrued expenses and due to related party, offset by an increase in prepaid insurance.

For the six-month period ended June 30, 2025, net cash provided by financing activities was $172,500,000, which was due to proceeds from the sale of Units (as defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units.

For the six-month period ended June 30, 2025, net cash used by financing activities was $172,387,152, which was due to proceeds from the sale of Units (as defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $5,450,000. Of the 5,450,000 Private Placement Warrants, the underwriters of the Initial Public Offering (the “Underwriters”) purchased an aggregate of 1,725,000 Private Placement Warrants and DAAQ Sponsor LLC, the Company’s sponsor (the “Sponsor”), purchased 3,725,000 Private Placement Warrants.

Following the closing of the Initial Public Offering on April 30, 2025, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account located in the United States (the “Trust Account”).

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the (i) Class B ordinary shares, which were issued in a private placement prior to the closing of the Initial Public Offering (the “Founder Shares”), (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 12,700,000 Class A ordinary shares and 6,500,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,450,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the warrants that may be issued upon conversion of working capital loans. The number of warrants includes up to 5,450,000 Private Placement Warrants and 1,500,000 warrants that may be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Notes - Related Party

On December 11, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2025 or the date on which the Company consummates the Initial Public Offering of its securities. During the three months ended June 30, 2025, the balance of the Promissory Note was paid in full.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates that are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective, or complex judgements:

Net Income Per Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

At June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share for the periods presented.

Class B ordinary shares includes 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus Public Shares are required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.07 per share as of June 30, 2025) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Recent Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss.

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC Topic 280, Segment Reporting (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in ASC 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 9, 2024, the date of its incorporation.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 28, 2025, by and between the Company and the Representative (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
4.1	Warrant Agreement, dated April 28, by and between the Company and Efficiency, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
10.1	Letter Agreement, dated April 28, 2025, by and among the Company, its executive officers, its directors, its advisors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
10.2	Investment Management Trust Agreement, dated April 28, 2025, by and between the Company and Efficiency, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
10.3	Registration Rights Agreement, dated April 28, 2025, by and among the Company, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
10.4	Private Placement Warrants Purchase Agreement, dated April 28, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
10.5	Private Placement Warrants Purchase Agreement, dated April 28, 2025, by and among the Company, the Representative and Clear Street (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
10.6	Administrative Services and Indemnification Agreement, dated April 28, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-42612), filed with the SEC on May 1, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Asset Acquisition Corp.

Date: August 18, 2025	By:	/s/ Peter Ort
		Name:	Peter Ort
		Title:	Principal Executive Officer and Co-Chairman

Digital Asset Acquisition Corp.

Date: August 18, 2025	By:	/s/ Jeff Tuder
		Name:	Jeff Tuder
		Title:	Chief Financial Officer and Co-Chairman