Form 10-Q
period 2026-06-30
Digital Asset Acquisition Corp.
filed 2026-08-03
CIK 2052162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 shares of the registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

DIGITAL ASSET ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

DIGITAL ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$455,351	$1,060,921
Prepaid insurance	54,546	65,625
Prepaid expenses and other current assets	—	20,000
Total current assets	509,897	1,146,546
Marketable securities held in Trust Account	180,097,053	177,124,457
Long-term prepaid insurance	—	21,734
TOTAL ASSETS	$180,606,950	$178,292,737

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$33,098	$102,889
Due to related party	6,647	6,647
Total current liabilities	39,745	109,536
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	6,939,745	7,009,536

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 17,250,000 at redemption value of $10.44 and $10.27 at June 30, 2026 and December 31, 2025, respectively	180,097,053	177,124,457

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025 (excluding 17,250,000 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	575	575
Accumulated deficit	(6,430,423)	(5,841,831)
Total Shareholders’ Deficit	(6,429,848)	(5,841,256)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$180,606,950	$178,292,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$174,058	$118,212	$600,500	$172,828
Loss from operations	(174,058)	(118,212)	(600,500)	(172,828)

Other income:
Net earnings on marketable securities held in Trust Account	1,514,503	1,147,520	2,972,423	1,147,520
Net earnings on cash equivalents held in operating account	4,870	—	12,081	—
Net income	$1,345,315	$1,029,308	$2,384,004	$974,692

Weighted average shares outstanding, Class A ordinary shares	17,250,000	11,691,667	17,250,000	5,845,833
Basic and diluted net income per Class A ordinary share	$0.06	$0.06	$0.10	$0.09

Weighted average shares outstanding, Class B ordinary shares(1)	5,750,000	5,508,333	5,750,000	5,254,166
Basic net income per Class B ordinary share	$0.06	$0.06	$0.10	$0.09

Weighted average shares outstanding, Class B diluted shares(1)	5,750,000	5,750,000	5,750,000	5,375,000
Diluted net income per Class B ordinary share	$0.06	$0.06	$0.10	$0.09

(1)	The calculation of basic and diluted net income per ordinary share for the three and six months ended June 30, 2025 included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE three months ended June 30, 2026

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at April 1, 2026	5,750,000	$575	$—	$(6,261,235)	$(6,260,660)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(1,514,503)	(1,514,503)
Net income	—	—	—	1,345,315	1,345,315
Balance at June 30, 2026 (unaudited)	5,750,000	$575	$—	$(6,430,423)	$(6,429,848)

FOR THE six months ended June 30, 2026

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	5,750,000	$575	$—	$(5,841,831)	$(5,841,256)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(2,972,596)	(2,972,596)
Net income	—	—	—	2,384,004	2,384,004
Balance at June 30, 2026 (unaudited)	5,750,000	$575	$—	$(6,430,423)	$(6,429,848)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (CONTINUED)

(UNAUDITED)

FOR THE three months ended June 30, 2025

	Class B Ordinary Shares[1]		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at April 1, 2025	5,750,000	$575	$24,425	$(59,728)	$(34,728)
Proceeds from sale of Private Placement Warrants, less issuance costs	—	—	5,432,215	—	5,432,215
Proceeds from sale of Public Warrants, less issuance costs	—	—	468,608	—	468,608
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	(5,925,248)	(6,621,673)	(12,546,921)
Net income	—	—	—	1,029,308	1,029,308
Balance at June 30, 2025 (unaudited)	5,750,000	$575	$—	$(5,652,093)	$(5,651,518)

FOR THE six months ended June 30, 2025

	Class B Ordinary Shares[1]		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	5,750,000	$575	$24,425	$(5,112)	$19,888
Proceeds from sale of Private Placement Warrants, less issuance costs	—	—	5,432,215	—	5,432,215
Proceeds from sale of Public Warrants, less issuance costs	—	—	468,608	—	468,608
Accretion of Class A ordinary shares subject to redemption to redemption value	—	—	(5,925,248)	(6,621,673)	(12,546,921)
Net income	—	—	—	974,692	974,692
Balance at June 30, 2025 (unaudited)	5,750,000	$575	$—	$(5,652,093)	$(5,651,518)

(1)	As of January 1, 2025 and April 1, 2025, the calculation included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$2,384,004	$974,692
Adjustments to reconcile net income to net cash used in operating activities:
Earnings on marketable securities held in Trust Account	(2,972,423)	(1,164,886)
Operating expenses paid via promissory note - related party	—	112,848
Operating costs paid by Sponsor from proceeds withdrawn from Trust Account	—	207,836
Changes in operating assets and liabilities:
Prepaid insurance	32,813	(120,171)
Prepaid expenses and other current assets	20,000	—
Accrued expenses	(69,964)	73,117
Due to related party	—	75,000
Net cash (used in) provided by operating activities	(605,570)	158,436

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	168,042,965
Proceeds from Private Placement Warrants, less issuance costs	—	3,829,991
Proceeds from Public Warrants, less issuance costs	—	468,608
Net cash provided by financing activities	—	172,341,564

Net Change in Cash and Cash Equivalents	(605,570)	—
Cash and cash equivalents - Beginning of period	1,060,921	—
Cash and cash equivalents - End of period	$455,351	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable charged to Class A ordinary share issuance costs	$—	$6,900,000
Proceeds from Initial Public Offering and sale of Private Placement Warrants held by Sponsor	$—	$1,602,224
Repayment of promissory note - related party via funds held by Sponsor	$—	$112,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from December 9, 2024 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (as defined below), as well as cash equivalents held in the operating account. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2025. On April 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 2,250,000 Units issued pursuant to the exercise of the Underwriters’ (as defined below) over-allotment option in full, generating gross proceeds of $172,500,000 (see Note 3). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

June 30, 2026

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

The Company will have until January 30, 2027, 21 months from the closing of the Initial Public Offering to complete a Business Combination (the “Completion Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within the Completion Period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share-price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 21 months without a shareholder vote. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

Business Combination with Old Glory Bank

On January 13, 2026, the Company and Old Glory Holding Company, a Delaware corporation, registered as a Bank Holding Company under the Bank Holding Company Act of 1956 (“Old Glory Bank”) entered into a definitive business combination agreement (the “Business Combination Agreement”) to create OGB Financial Company, a Texas corporation to be listed on Nasdaq under the reserved ticker symbol “OGB.” Old Glory Bank is a digital-first financial institution focused on personal and small-business banking services.

On July 7, 2026, the Company filed a definitive proxy statement/prospectus on Form 424B3 with the SEC in connection with the previously announced Business Combination with Old Glory Bank (the “OGB Business Combination”), pursuant to the Business Combination Agreement.

Under the terms of the Business Combination Agreement, (i) the Company will domesticate from a Cayman Islands exempted company to a Texas corporation (the “Domestication”), and, in connection therewith, will change its name to “OGB Financial Company” (“Pubco”), and (ii) Old Glory Bank will merge with and into Pubco, with Pubco surviving (the “Merger”). Immediately prior to the Domestication, each outstanding Class B ordinary share (as defined below) will convert on a one-for-one basis into a Class A ordinary share (as defined below). In connection with the Domestication and prior to the closing of the OGB Business Combination, (i) each Class A ordinary share (not redeemed) will convert into one share of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”), (ii) each outstanding Public Warrant will become a warrant to purchase one share of Pubco Common Stock (“Pubco Warrant”), and (iii) each unit will separate into its component parts of one share of Pubco Common Stock and one-half of one Pubco Warrant.

Immediately prior to the effective time of the Merger, outstanding Old Glory Bank Class A and Class B shares will be exchanged for shares of the Pubco Common Stock based on a $250.0 million equity value (adjusted for closing indebtedness and unrestricted cash) and a $10.00 per share reference price, and outstanding Old Glory Bank equity awards and warrants will be converted into equivalent awards and warrants of Pubco.

An extraordinary general meeting of the Company’s shareholders to vote on the OGB Business Combination and related proposals is scheduled for August 14, 2026. In connection with the meeting, public shareholders may elect to redeem their Class A ordinary shares for a pro rata portion of the Trust Account (as defined below), which as of the June 30, 2026 reflected a redemption price of approximately $10.44 per share. The Sponsor, which owned approximately 24.5% of the outstanding ordinary shares as of June 30, 2026, together with the Company’s directors and officers, has agreed to vote in favor of the OGB Business Combination and to waive its redemption rights pursuant to the previously executed letter agreement and Sponsor Support Agreement (as defined below).

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

Prior to the closing of the OGB Business Combination, the Company intends to enter into non-redemption agreements with unaffiliated third-party holders of Class A ordinary shares (the “NRA Investors”), pursuant to which the NRA Investors will agree not to redeem their shares in connection with the extraordinary general meeting to be held to approve the OGB Business Combination. In exchange, and contingent upon the consummation of the OGB Business Combination, Pubco will issue to the NRA Investors, for no additional consideration, 3.25 warrants for each non-redeemed Class A ordinary share. The warrants will be exercisable for cash at an initial exercise price of $12.00 per share, will become exercisable upon issuance, and will expire five years after the closing of the OGB Business Combination. The exercise price is subject to customary anti-dilution adjustments and to downward reset provisions based on subsequent equity issuances, a 45-day volume-weighted average price measured following the first anniversary of closing (subject to a $6.00 floor), and certain change of control transactions. No Non-Redemption Agreements have been executed and no warrants have been issued as of June 30, 2026.

Consummation of the OGB Business Combination remains subject to shareholder approval, bank regulatory approvals, Nasdaq listing approval, completion of the redemption of public shares, and other customary closing.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had a working capital surplus of $470,152. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account or used to fund offering expenses became available to the Company for general working capital purposes and were transferred to the Company’s operating account.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued. The Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 30, 2027. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Period, January 30, 2027. Therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed financial statements are issued.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $455,351 and $1,060,921 as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $180,097,053 and $177,124,457, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.44 and $10.27 per share as of June 30, 2026 and December 31, 2025, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

The Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(500,250)
Issuance costs allocated to Class A ordinary shares	(10,881,785)
Plus:
Accretion of carrying value to redemption value	16,006,492
Class A ordinary shares subject to possible redemption at December 31, 2025	$177,124,457
Plus:
Accretion of carrying value to redemption value	2,972,596
Class A ordinary shares subject to possible redemption at June 30, 2026	$180,097,053

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. At June 30, 2026 the calculation of diluted net income per Class A ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 14,075,000 Class A ordinary share, because their exercise is contingent upon future events. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share.

For the three and six months ended June 30, 2026, there were no potentially dilutive Class B ordinary shares. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share.

For the three and six months ended June 30, 2025, the Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), included 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Net income per share:
Numerator:
Net income	$1,008,986	$336,329	$1,788,003	$596,001
Denominator:
Weighted Average Ordinary Shares	17,250,000	5,750,000	17,250,000	5,750,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B(1)	Class A	Class B(1)
Basic net income per ordinary share:
Numerator:
Net income	$699,670	$329,638	$513,323	$461,369
Denominator:
Weighted Average Ordinary Shares	11,691,667	5,508,333	5,845,833	5,254,166
Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class B(1)	Class A	Class B(1)
Diluted net income per ordinary share:
Numerator:
Net income	$689,976	$339,332	$507,795	$466,897
Denominator:
Weighted Average Ordinary Shares	11,691,667	5,750,000	5,845,833	5,375,000
Diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

(1)	The calculation of basic and diluted net income (loss) per ordinary share for the three and six months ended June 30, 2025 included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its financial statements.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

	June 30, 2026	December 31, 2025
Total assets	$180,606,950	$178,292,737

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$174,058	$118,212	$600,500	$172,828
Net earnings on marketable securities held in Trust Account	$1,514,503	$1,147,520	$2,972,423	$1,147,520
Net income	$1,345,315	$1,029,308	$2,384,004	$974,692

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

Due to Related Party

The Sponsor has agreed to initially fund operating expenses related to the Initial Public Offering. These include legal fees, mailing, and shipping expenses. As of June 30, 2026 and December 31, 2025, the Company had a total of $6,647 outstanding that was due to related party.

Administrative Support Agreement

The Sponsor has agreed, commencing from April 30, 2025, the date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $120,000, respectively, due to the Sponsor for these services, which is included in general and administrative expenses on the accompanying condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of June 30, 2026 and December 31, 2025.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 17,250,000 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 14,075,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

•	in whole and not in part at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

•	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$180,097,053	$177,124,457

The Company does not have any liabilities that are measured at fair value on a recurring basis.

NOTE 10. SUBSEQUENT EVENTS

Business Combination with Old Glory Bank

Subsequent to June 30, 2026, the Company continued to pursue the proposed OGB Business Combination. Additional information regarding the proposed transaction, including related non-redemption arrangements, is included in Note 1. The transaction remains subject to shareholder, regulatory and other customary closing conditions.

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

Business Combination with Old Glory Bank

On January 13, 2026, the Company and Old Glory Holding Company, a Delaware corporation, registered as a Bank Holding Company under the Bank Holding Company Act of 1956 (“Old Glory Bank”) entered into a definitive business combination agreement (the “Business Combination Agreement”) to create OGB Financial Company, a Texas corporation to be listed on Nasdaq under the reserved ticker symbol “OGB.” Old Glory Bank is a digital-first financial institution focused on personal and small-business banking services.

On July 7, 2026, the Company filed a definitive proxy statement/prospectus on Form 424(b)(3) with the SEC in connection with the previously announced Business Combination with Old Glory Bank (the “OGB Business Combination”), pursuant to the Business Combination Agreement.

Under the terms of the Business Combination Agreement, (i) the Company will domesticate from a Cayman Islands exempted company to a Texas corporation (the “Domestication”) and, in connection therewith, will change its name to “OGB Financial Company” (“Pubco”), and (ii) Old Glory Bank will merge with and into Pubco, with Pubco surviving (the “Merger”). Immediately prior to the Domestication, each outstanding Class B ordinary share (as defined below) will convert on a one-for-one basis into a Class A ordinary share (as defined below). In connection with the Domestication and prior to the closing of the OGB Business Combination, (i) each Class A ordinary share (not redeemed) will convert into one share of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”), (ii) each outstanding Public Warrant will become a warrant to purchase one share of Pubco Common Stock (“Pubco Warrant”), and (iii) each unit will separate into its component parts of one share of Pubco Common Stock and one-half of one Pubco Warrant.

At the effective time of the Merger, outstanding Old Glory Bank Class A and Class B shares will be exchanged for shares of the Pubco Common Stock based on a $250.0 million equity value (adjusted for closing indebtedness and unrestricted cash) and a $10.00 per share reference price, and outstanding Old Glory Bank equity awards and warrants will be converted into equivalent awards and warrants of Pubco. An extraordinary general meeting of the Company’s shareholders to vote on the OGB Business Combination and related proposals is scheduled for August 14, 2026. In connection with the meeting, public shareholders may elect to redeem their Class A ordinary shares for a pro rata portion of the Trust Account (defined below), which as of the June 30, 2026 reflected a redemption price of approximately $10.44 per share. The Sponsor, which owned approximately 24.5% of the outstanding ordinary shares as of June 30, 2026, together with the Company’s directors and officers, has agreed to vote in favor of the OGB Business Combination and to waive its redemption rights pursuant to the previously executed letter agreement and Sponsor Support Agreement (as defined below).

Prior to the closing of the OGB Business Combination, the Company intends to enter into non-redemption agreements with unaffiliated third-party holders of Class A ordinary shares (the “NRA Investors”), pursuant to which the NRA Investors will agree not to redeem their shares in connection with the extraordinary general meeting to be held to approve the OGB Business Combination. In exchange, and contingent upon the consummation of the OGB Business Combination, Pubco will issue to the NRA Investors, for no additional consideration, 3.25 warrants for each non-redeemed Class A ordinary share. The warrants will be exercisable for cash at an initial exercise price of $12.00 per share, will become exercisable upon issuance, and will expire five years after the closing of the OGB Business Combination. The exercise price is subject to customary anti-dilution adjustments and to downward reset provisions based on subsequent equity issuances, a 45-day volume-weighted average price measured following the first anniversary of closing (subject to a $6.00 floor), and certain change of control transactions. No Non-Redemption Agreements have been executed and no warrants have been issued as of June 30, 2026.

Consummation of the OGB Business Combination remains subject to shareholder approval, bank regulatory approvals, Nasdaq listing approval, completion of the redemption of public shares, and other customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 9, 2024 (inception) through June 30, 2026, were organizational activities and those necessary to prepare for our Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on assets held in our Trust Account (as defined below) after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,345,315, which resulted from investment earnings on marketable securities held in the Trust Account of $1,514,503 and investment earnings on marketable securities held in the Operating Account of $4,870, offset by general and administrative expenses of $174,058.

For the six months ended June 30, 2026, we had net income of $2,384,004, which resulted from investment earnings on marketable securities held in the Trust Account of $2,972,423 and investment earnings on marketable securities held in the Operating Account of $12,081, offset by general and administrative expenses of $600,500.

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

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2026, net cash used in operating activities was $605,570. Net income of $2,384,004 was adjusted for earnings on marketable securities in our Trust Account of $2,972,423. Changes in operating assets and liabilities used $17,151 of cash for operating activities primarily due to a decrease in accrued expenses, offset by decreases in prepaid insurance and prepaid expenses.

For the six-month period ended June 30, 2025, net cash provided by operating activities was $158,436. Net income of $974,692 was adjusted for earnings on marketable securities in our Trust Account of $1,164,886, operating expenses paid via promissory note - related party of $112,848, and operating costs paid by Sponsor of $207,836. Changes in operating assets and liabilities provided $27,946 of cash for operating activities primarily due to primarily due to increases in accrued expenses and due to related party, offset by an increase in prepaid insurance.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor and each director, officer and advisor of the Company (collectively, the “Supporting Sponsor Shareholders”) and Old Glory Bank entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which each of the Supporting Sponsor Shareholders, agreed to, among other things, (i) vote to adopt and approve the Business Combination Agreement and the other documents contemplated therein and the transactions contemplated thereby and (ii) waive, subject to the consummation of the OGB Business Combination, any and all anti-dilution rights with respect to the rate that the Class B ordinary shares convert into the Class A ordinary shares in connection with the OGB Business Combination.

Old Glory Bank Support Agreements

Concurrently with the execution of the Business Combination Agreement, the Company and certain shareholders of Old Glory Bank (the “Supporting Company Shareholders”) entered into support agreements (the “Company Support Agreements”), pursuant to which each of the Supporting Company Shareholders agreed to, among other things, (i) execute and deliver a written consent approving and adopting the Business Combination Agreement and the other documents contemplated therein and the transactions contemplated thereby no later than ten days after the effective date of the registration statement on Form S-4 to be filed with the SEC, (ii) not to transfer any of the Old Glory Bank Shares held by it through the closing of the OGB Business Combination, and (iii) be bound by certain other covenants and agreements related to the OGB Business Combination.

Lock-Up Agreements

Concurrently with the execution of the Business Combination Agreement, the Company, Old Glory Bank, the Supporting Sponsor Shareholders and the Supporting Company Shareholders (together with the Supporting Sponsor Shareholders, the “Supporting Shareholders”) entered into lock-up agreements (the “Lock-Up Agreements”), pursuant to which each of the Supporting Shareholders agreed to, among other things, not transfer any shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”) received by it in connection with the closing of the OGB Business Combination (subject to certain limited exceptions) for a period starting from the closing of the OGB Business Combination and ending on the earlier to occur of (i) one year after the date of closing of the OGB Business Combination, and (ii) after the closing of the OGB Business Combination, (A) the date on which the last sale price of shares of Pubco Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day period commencing at least 150 days after the date of closing of the OGB Business Combination, or (B) the date on which Pubco completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Pubco’s stockholders having the right to exchange their shares of Pubco Common Stock for cash, securities or other property.

Additional holders of Old Glory Bank Shares may enter into Lock-Up Agreements prior to or in connection with the closing of the OGB Business Combination.

Registration Rights Agreement

Concurrently with the closing of the OGB Business Combination, Pubco, the Supporting Sponsor Shareholders and the Specified Company Shareholders (as defined in the Business Combination Agreement) will enter into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which, among other things, Pubco will provide certain customary registration rights, on the terms and subject to the conditions therein, with respect to the securities of Pubco held by such holders following the Business Combination.

Non-Redemption Agreement

Prior to the closing of the OGB Business Combination, the Company will enter into the Non-Redemption Agreement with the NRA Investors, pursuant to which such NRA Investors will agree to not redeem the Class A ordinary shares held by them in connection with the extraordinary general meeting of shareholders of the Company to be held to approve the Business Combination. In exchange for such commitment, the Company will agree that, immediately following the closing of the OGB Business Combination, Pubco will issue to the NRA Investors, for no additional consideration, warrants (the “Non-Redemption Warrants”) to purchase shares of Pubco Common Stock, in an amount equal to 3.25 Non-Redemption Warrants for each Class A ordinary share not redeemed by such NRA Investor in accordance with the terms of the Non-Redemption Agreements. Each Non-Redemption Agreement will also provide for certain customary registration rights with respect to the shares of Pubco Common Stock underlying the Non-Redemption Warrants.

The Non-Redemption Warrants will be immediately exercisable upon issuance and will expire five years from the closing of the OGB Business Combination. The Non-Redemption Warrants, if exercised, may be exercised only for cash. Each Non-Redemption Warrant will be initially exercisable at $12.00 per share of Pubco Common Stock, subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to certain future issuances or sales of Pubco Common Stock at prices less than the exercise price then in effect.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of January 13, 2026, by and between Digital Asset Acquisition Corp. and Old Glory Holding Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on January 13, 2026).
10.1	Sponsor Support Agreement, dated as of January 13, 2026, by and among Digital Asset Acquisition Corp., Old Glory Holding Company, DAAQ Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on January 13, 2026).
10.2	Form of Company Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on January 13, 2026).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on January 13, 2026).
10.4	Form of Non-Redemption Agreement and Warrant Certificate (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on June 18, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Asset Acquisition Corp.

Date: August 3, 2026	By:	/s/ Peter Ort
		Name:	Peter Ort
		Title:	Principal Executive Officer and Co-Chairman

Digital Asset Acquisition Corp.

Date: August 3, 2026	By:	/s/ Jeff Tuder
		Name:	Jeff Tuder
		Title:	Chief Financial Officer and Co-Chairman