Form 10-Q
period 2026-09-30
Digital Asset Acquisition Corp.
filed 2026-11-13
CIK 2052162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding, and 5,750,000 shares of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DIGITAL ASSET ACQUISITION CORP.

i

PART I. FINANCIAL INFORMATION

Item 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

DIGITAL ASSET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,522	$1,060,921
Prepaid insurance	38,140	65,625
Prepaid expenses and other current assets	20,000	20,000
Total current assets	210,662	1,146,546
Marketable securities held in Trust Account	181,667,954	177,124,457
Long-term prepaid insurance	—	21,734
TOTAL ASSETS	$181,878,616	$178,292,737

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$41,432	$102,889
Due to related party	6,647	6,647
Total current liabilities	48,079	109,536
Deferred underwriting fee payable	6,900,000	6,900,000
Total Liabilities	6,948,079	7,009,536

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.53 and $10.27 per share at September 30, 2026 and December 31, 2025, respectively	181,667,954	177,124,457

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025 (excluding 17,250,000 Class A ordinary shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	575	575
Accumulated deficit	(6,737,992)	(5,841,831)
Total Shareholders’ Deficit	(6,737,417)	(5,841,256)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$181,878,616	$178,292,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$310,210	$116,692	$910,710	$289,520
Loss from operations	(310,210)	(116,692)	(910,710)	(289,520)

Other income:
Net earnings on marketable securities held in Trust Account	1,570,721	1,801,001	4,543,144	2,948,521
Net earnings on cash equivalents held in operating account	2,821	6,322	14,902	6,322
Net income	$1,263,332	$1,690,631	$3,647,336	$2,665,323

Weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000	17,250,000	9,703,125
Basic and diluted net income per Class A ordinary share	$0.05	$0.07	$0.16	$0.18

Weighted average shares outstanding, Class B ordinary shares(1)	5,750,000	5,750,000	5,750,000	5,421,875
Basic net income per Class B ordinary share	$0.05	$0.07	$0.16	$0.18

Weighted average shares outstanding, Class B diluted shares(1)	5,750,000	5,750,000	5,750,000	5,501,838
Diluted net income per Class B ordinary share	$0.05	$0.07	$0.16	$0.18

(1)	The calculation of basic and diluted net income per ordinary share for the nine months ended September 30, 2025 included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at July 1, 2026	5,750,000	$575	$—	$(6,430,423)	$(6,429,848)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(1,570,901)	(1,570,901)
Net income	—	—	—	1,263,332	1,263,332
Balance at September 30, 2026 (unaudited)	5,750,000	$575	$—	$(6,737,992)	$(6,737,417)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	5,750,000	$575	$—	$(5,841,831)	$(5,841,256)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(4,543,497)	(4,543,497)
Net income	—	—	—	3,647,336	3,647,336
Balance at September 30, 2026 (unaudited)	5,750,000	$575	$—	$(6,737,992)	$(6,737,417)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (CONTINUED)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at July 1, 2025	5,750,000	$575	$—	$(5,652,093)	$(5,651,518)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	(1,801,182)	(1,801,182)
Net income	—	—	—	1,690,631	1,690,631
Balance at September 30, 2025 (unaudited)	5,750,000	$575	$—	$(5,762,644)	$(5,762,069)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares[1]		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	5,750,000	$575	$24,425	$(5,112)	$19,888
Proceeds from sale of Private Placement Warrants, less issuance costs	—	—	5,432,215	—	5,432,215
Proceeds from sale of Public Warrants, less issuance costs	—	—	468,608	—	468,608
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	(5,925,248)	(8,422,855)	(14,348,103)
Net income	—	—	—	2,665,323	2,665,323
Balance at September 30, 2025 (unaudited)	5,750,000	$575	$—	$(5,762,644)	$(5,762,069)

(1)	As of January 1, 2025, the calculation included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,647,336	$2,665,323
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Earnings on marketable securities held in Trust Account	(4,543,144)	(2,966,068)
Operating expenses paid via promissory note - related party	—	112,848
Operating costs paid by Sponsor from proceeds withdrawn from Trust Account	—	267,836
Changes in operating assets and liabilities:
Prepaid insurance	49,219	(103,765)
Prepaid expenses and other current assets	—	(20,000)
Accrued expenses	(61,810)	49,288
Due to related party	—	81,326
Net cash (used in) provided by operating activities	(908,399)	86,788

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	168,042,965
Proceeds from Private Placement Warrants, less issuance costs	—	5,051,531
Proceeds from Public Warrants, less issuance costs	—	468,608
Net cash provided by financing activities	—	173,563,104

Net Change in Cash and Cash Equivalents	(908,399)	1,149,892
Cash and cash equivalents - Beginning of period	1,060,921	—
Cash and cash equivalents - End of period	$152,522	$1,149,892

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable charged to Class A ordinary share issuance costs	$—	$6,900,000
Repayment of promissory note - related party via funds held by Sponsor	$—	$112,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from December 9, 2024 (inception) through September 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and identifying a target for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on marketable securities from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below), as well as cash equivalents held in the operating account. The Company has selected December 31 as its fiscal year end.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

September 30, 2026

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

On January 13, 2026, the Company and Old Glory Holding Company, a Delaware corporation, registered as a Bank Holding Company under the Bank Holding Company Act of 1956 (“Old Glory Bank”) entered into a definitive business combination agreement (the “OGB Business Combination Agreement”) to create OGB Financial Company, a Texas corporation to be listed on Nasdaq.

On August 13, 2026, the Company and Old Glory Bank entered into a Mutual Termination and Release Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the OGB Business Combination Agreement and the transactions contemplated thereby (the “OGB Transactions”) as of August 13, 2026.

Under the Termination Agreement, the OGB Business Combination Agreement was terminated in its entirety and will impose no further liability or obligation on the Company, Old Glory Bank or their respective representatives, subject to certain exceptions as described therein, and all ancillary documents relating to the OGB Transactions will be automatically terminated without further action, concurrent with the termination of the OGB Business Combination Agreement in accordance with the Termination Agreement.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had a working capital surplus of $162,583. The Company does not expect its available liquidity to be sufficient to meet its obligations for the twelve months following the issuance of these condensed financial statements.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are issued. The Company’s limited liquidity and anticipated cash requirements raise substantial doubt about its ability to continue as a going concern during this period. In addition, the Company will have until the end of the Completion Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Completion Period, there will be a mandatory liquidation of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 30, 2027. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Period, January 30, 2027. Accordingly, the Company has concluded that its liquidity condition, together with the mandatory liquidation date if a Business Combination is not completed, raises substantial doubt about its ability to continue as a going concern within one year after the date these condensed financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2026.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust Account, with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $152,522 and $1,060,921 as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, marketable securities held in the Trust Account are comprised of U.S. government treasury bills maturing within three months amounting to $181,667,954 and $177,124,457, respectively. These securities are classified as held-to-maturity, with related income recognized in net earnings on marketable securities held in Trust Account on the accompanying condensed statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently the Company will only redeem its Public Shares. However, the threshold in its Amended and Restated Memorandum and Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.53 and $10.27 per share as of September 30, 2026 and December 31, 2025, respectively) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

The Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(500,250)
Issuance costs allocated to Class A ordinary shares	(10,881,785)
Plus:
Accretion of carrying value to redemption value	16,006,492
Class A ordinary shares subject to possible redemption at December 31, 2025	$177,124,457
Plus:
Accretion of carrying value to redemption value	4,543,497
Class A ordinary shares subject to possible redemption at September 30, 2026	$181,667,954

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For the three and nine months ended September 30, 2026 and 2025, the calculation of diluted net income per Class A ordinary share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 14,075,000 Class A Ordinary Shares, because their exercise is contingent upon future events. As a result, diluted income per Class A ordinary share is the same as basic income per Class A ordinary share.

For the three and nine months ended September 30, 2026, there were no potentially dilutive Class B ordinary shares. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

For the three months ended September 30, 2025, there were no potentially dilutive Class B ordinary shares. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share. For the nine months ended September 30, 2025, the Class B ordinary shares included 750,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Net income per share:
Numerator:
Net income	$947,499	$315,833	$2,735,502	$911,834
Denominator:
Weighted Average Ordinary Shares	17,250,000	5,750,000	17,250,000	5,750,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.16	$0.16

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B(1)
Basic net income per ordinary share:
Numerator:
Net income	$1,267,973	$422,658	$1,709,882	$955,441
Denominator:
Weighted Average Ordinary Shares	17,250,000	5,750,000	9,703,125	5,421,875
Basic net income per ordinary share	$0.07	$0.07	$0.18	$0.18

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B(1)
Diluted net income per ordinary share:
Numerator:
Net income	$1,267,973	$422,658	$1,700,889	$964,434
Denominator:
Weighted Average Ordinary Shares	17,250,000	5,750,000	9,703,125	5,501,838
Diluted net income per ordinary share	$0.07	$0.07	$0.18	$0.18

(1)	The calculation of basic and diluted net income per ordinary share for the nine months ended September 30, 2025 included 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 6). On April 30, 2025, the Underwriters’ over-allotment option was exercised in full simultaneously with the closing of the Initial Public Offering, and the 750,000 Class B ordinary shares were no longer subject to forfeiture.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

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

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

	September 30, 2026	December 31, 2025
Total assets	$181,878,616	$178,292,737

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$310,210	$116,692	$910,710	$289,520
Net earnings on marketable securities held in Trust Account	$1,570,721	$1,801,001	$4,543,144	$2,948,521
Net income	$1,263,332	$1,690,631	$3,647,336	$2,665,323

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

The transfer of the Founder Shares to the Company’s advisors and directors is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company determined the conversion of such Class B ordinary shares into Class A ordinary shares upon consummation of the initial Business Combination represents a performance condition. Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature. The condition of the consummation of an initial Business Combination is considered not to be probable and, as such, the Company has not recognized the expense related to the issuance of these shares.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

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

Due to Related Party

The Sponsor has agreed to initially fund operating expenses related to the Initial Public Offering. These include legal fees, mailing, and shipping expenses. As of September 30, 2026 and December 31, 2025, the Company had a total of $6,647 outstanding that was due to related party.

Administrative Support Agreement

The Sponsor has agreed, commencing from April 30, 2025, the date of the Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $20,000 per month for these services during the Completion Period. For the three and nine months ended September 30, 2026, the Company accrued $60,000 and $180,000, respectively, due to the Sponsor for these services. For the three and nine months ended September 30, 2025, the Company incurred $60,000 and $100,000, respectively, due to the Sponsor for these services. These amounts are included in general and administrative expenses on the accompanying condensed statements of operations.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of September 30, 2026 and December 31, 2025.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 12,700,000 Class A ordinary shares and 6,950,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,450,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the warrants that may be issued upon conversion of working capital loans. The number of warrants includes up to 5,450,000 Private Placement Warrants and 1,500,000 warrants that may be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 17,250,000 Class A ordinary shares issued and outstanding, including 17,250,000 Class A ordinary shares subject to possible redemption and classified as temporary equity.

DIGITAL ASSET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2026

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the total number of Class A ordinary shares outstanding after such conversion (not including the Class A ordinary shares underlying the Private Placement Warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of September 30, 2026 and December 31, 2025, there were 14,075,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units and 5,450,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

September 30, 2026

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

September 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$181,667,954	$177,124,457

The Company does not have any liabilities that are measured at fair value on a recurring basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date the unaudited condensed financial statements were issued.

On October 7, 2026, the Company entered into a Merger Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement,” and, the transactions contemplated by the Merger Agreement, the “Titan Transactions”), by and among the Company, Titan Strategic Holdings Ltd. (“Titan”) and DAAQ Merger Sub Inc., a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Merger Sub”), that will result in, among other things, (i) the Company changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the laws of the State of Delaware, and, in connection therewith, changing its name to “Renaissance Nuclear, Inc.” (“Pubco”) and (ii) Merger Sub merging with and into Titan, with Titan surviving the merger as a direct wholly-owned subsidiary of Pubco. Concurrently with the execution of the Merger Agreement, the Company also entered into the Parent Support Agreement (as defined and further described below), the Company Support Agreement (as defined and further described below) and the PIPE Subscription Agreement (as defined and further described below).

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

Overview

Formation and Initial Public Offering

We are a blank check company incorporated in the Cayman Islands on December 9, 2024 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination pursuant to the forward purchase agreements (or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Termination of Proposed Business Combination with Old Glory Bank

On January 13, 2026, we entered into a business combination agreement (the “OGB Business Combination Agreement” and the transactions contemplated by the OGB Business Combination Agreement, the “OGB Transactions”) with Old Glory Holding Company, a Delaware corporation, registered as a Bank Holding Company under the Bank Holding Company Act of 1956 (“Old Glory Bank”) to create OGB Financial Company, a Texas corporation to be listed on Nasdaq.

On August 13, 2026, we entered into a Mutual Termination and Release Agreement with Old Glory Bank (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement and abandon the OGB Transactions as of August 13, 2026.

Under the Termination Agreement, the OGB Business Combination Agreement was terminated in its entirety and will impose no further liability or obligation on the Company, Old Glory Bank or their respective representatives, subject to certain exceptions as described therein.

The foregoing description of the Termination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Termination Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from December 9, 2024 (inception) through September 30, 2026, were organizational activities and those necessary to prepare for our Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on assets held in our Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,263,332, which resulted from investment earnings on marketable securities held in the Trust Account of $1,570,721 and investment earnings on marketable securities held in the operating account of $2,821, offset by general and administrative expenses of $310,210.

For the nine months ended September 30, 2026, we had net income of $3,647,336, which resulted from investment earnings on marketable securities held in the Trust Account of $4,543,144 and investment earnings on marketable securities held in the operating account of $14,902, offset by general and administrative expenses of $910,710.

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

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2026, net cash used in operating activities was $908,399. Net income of $3,647,336 was adjusted for earnings on marketable securities in our Trust Account of $4,543,144. Changes in operating assets and liabilities used $12,591 of cash for operating activities primarily due to a decrease in accrued expenses, offset by a decrease in prepaid insurance.

For the nine-month period ended September 30, 2025, net cash provided by operating activities was $86,788. Net income of $2,665,323 was adjusted for earnings on marketable securities in our Trust Account of $2,966,068, operating expenses paid via promissory note - related party of $112,848, and operating expenses paid by Sponsor from proceeds withdrawn from Trust Account of $267,836. Changes in operating assets and liabilities provided $6,849 of cash for operating activities primarily due to increases in accrued expenses and due to related party, offset by an increase in prepaid insurance as well as prepaid expenses and other current assets.

The Company’s Initial Public Offering was declared effective on April 28, 2025. On April 30, 2025, the Company consummated the Initial Public Offering of 17,250,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 2,250,000 Units issued pursuant to the exercise of the Underwriters’ (as defined below) over-allotment option in full, generating gross proceeds of $172,500,000.

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

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that our limited liquidity and anticipated cash requirements, together with the mandatory liquidation of the Company if a Business Combination is not consummated by January 30, 2027, raise substantial doubt about our ability to continue as a going concern. Management continues to seek to complete the Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the (i) Class B ordinary shares, which were issued in a private placement prior to the closing of the Initial Public Offering (the “Founder Shares”), (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 12,700,000 Class A ordinary shares and 6,950,000 warrants. The number of Class A ordinary shares includes (i) 5,750,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 5,450,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 1,500,000 Class A ordinary shares underlying the warrants that may be issued upon conversion of working capital loans. The number of warrants includes up to 5,450,000 Private Placement Warrants and 1,500,000 warrants that may be issued upon the conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Recent Developments

Proposed Business Combination with Titan Strategic Holdings

Merger Agreement

On October 7, 2026, the Company entered into a Merger Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement,” and, the transactions contemplated by the Merger Agreement, the “Titan Business Combination”) with Titan Strategic Holdings Ltd. (“Titan”), and DAAQ Merger Sub Inc., a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Merger Sub”), that will result in, among other things, (i) the Company changing its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection therewith, changing its name to “Renaissance Nuclear, Inc.,” and (ii) Merger Sub merging with and into Titan, with Titan surviving the merger as a direct wholly-owned subsidiary of Pubco. In connection with the Domestication, the Company will file a certificate of incorporation with the Secretary of State of the State of Delaware whereby the Company shall have one class of common stock, par value $0.0001 per share (the “Parent Common Shares”).

The Titan Business Combination is currently expected to close in early 2027. A copy of the Merger Agreement is filed with this Quarterly Report as Exhibit 2.1 and is incorporated herein by reference. The Merger Agreement is included to provide security holders with information regarding its terms. It is not intended to provide any other factual information about the Company or Titan. In particular, the assertions embodied in representations and warranties by the Company and Titan contained in the Merger Agreement are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement, including being qualified by confidential information in the disclosure schedules provided by the parties in connection with the execution of the Merger Agreement, and are subject to standards of materiality applicable to the contracting Parties that may differ from those applicable to security holders. The confidential disclosures contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, security holders should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts about the Company and Titan. In addition, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Merger Agreement.

Parent Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Parent Support Agreement”) with the Sponsor, certain other shareholders of the Company and Titan, pursuant to which the Sponsor and each such Company shareholder have agreed to, among other things, vote all of its Company Common Shares in favor of the various proposals related to the Merger and the Merger Agreement and any other matters requested by the Company for consummation of the Titan Business Combination. The Sponsor and  such shareholders also agreed to transfer restrictions on the Company’s ordinary shares held by them.

The foregoing description of the Parent Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the PIPE Subscription Agreement, a form of which is filed as Exhibit 10.4 hereto and incorporated by reference herein.

Company Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement (the “Company Support Agreement”) with Titan and certain shareholders of Titan (the “Titan Supporting Shareholders”) pursuant to which the Titan Supporting Shareholders agreed to, among other things, (i) vote to adopt and approve, the Merger Agreement and the transactions contemplated thereby, (ii) vote against any merger agreement or merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Titan (other than the Merger Agreement or the Ancillary Agreements and the Merger and the other transactions contemplated thereby), (iii) vote against any change in the business (to the extent in violation of the Merger Agreement), management or board of directors of Titan (other than in connection with the Merger Agreement and the transactions contemplated thereby, including the Merger), and (iv) vote against any proposal, action or agreement that would (A) impede, interfere with, delay, postpone, frustrate, prevent or nullify any provision of the Company Support Agreement, the Merger Agreement, the Ancillary Agreements or the Merger or any of the transactions contemplated thereby, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Titan or the Titan shareholders under the Merger Agreement or the Company Support Agreement, as applicable, (C) result in any of the conditions set forth in Article IX of the Merger Agreement not being fulfilled, or (D) change in any manner the dividend policy or capitalization of Titan, including the voting rights of any share capital of Titan.

In addition, the Titan Supporting Shareholders agreed to certain transfer restrictions as further described in the Company Support Agreement. The Titan Supporting Shareholders also agreed not to engage in any transaction involving the securities of the Company prior to the Closing, irrevocably waived any right to dissent, demand payment or seek appraisal under applicable Law, including the Cayman Companies Act, in connection with the Merger, and agreed not to commence, join in, facilitate, assist or encourage any challenge to the Merger Agreement or the transactions contemplated thereby, in each case, subject to the terms and conditions of the Company Support Agreement.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Company Support Agreement, which is filed as Exhibit 10.3 hereto and incorporated by reference herein.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Company Support Agreement.

PIPE Subscription Agreement

In connection with the execution of the Merger Agreement, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”), with an accredited investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to subscribe for, or to introduce other accredited investors to purchase, and the Company agreed to issue to the PIPE Investor and such other subscribers, an aggregate of 1,500,000 Parent Common Shares at a purchase price of $10.00 per share (the “PIPE Financing”) for aggregate gross proceeds of $15,000,000 (the “PIPE Investment Amount”). Additionally, as consideration for its participation in the PIPE Financing, the Company agreed to issue at the closing of the PIPE Financing 250,000 Parent Common Shares (the “Participation Shares”) to the PIPE Investor. Immediately prior to the issuance of the Participation Shares and immediately following the Domestication, the Sponsor agreed to forfeit to the Company for no consideration a number of DAAQ Common Shares equal to the number of Participation Shares. The Company has agreed to register for resale the Parent Common Shares purchased by the PIPE Investor and the Participation Shares to be issued to the PIPE Investor pursuant to the PIPE Subscription Agreement by filing a registration statement with the SEC within 30 days of the closing of the PIPE Financing. The PIPE Financing is expected to close on the date of the closing of the Titan Business Combination.

The foregoing description of the PIPE Subscription Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the PIPE Subscription Agreement, a form of which is filed as Exhibit 10.4 hereto and incorporated by reference herein.

Capitalized terms used but not defined herein have the meanings ascribed to them in the form of PIPE Subscription Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, under the supervision and with the participation of management. Based upon their evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1	Merger Agreement, dated as of October 7, 2026, by and between Digital Asset Acquisition Corp. and Titan Strategic Holdings Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on October 8, 2026).
10.1	Mutual Termination and Release Agreement, dated August 13, 2026, between the Company and Old Glory Bank. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on August 13, 2026)
10.2	Parent Support Agreement, dated as of October 7, 2026, by and among Digital Asset Acquisition Corp., Titan Strategic Holdings Ltd., DAAQ Sponsor LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on October 8, 2026).
10.3	Company Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), by and among Digital Asset Acquisition Corp., Titan Strategic Holdings Ltd. and ROPA Investments (Gibraltar) Limited filed with the SEC on October 8, 2026).
10.4	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-42612), filed with the SEC on October 8, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Digital Asset Acquisition Corp.

Date: November 13, 2026	By:	/s/ Peter Ort
Name: Peter Ort
Title: Principal Executive Officer and Co-Chairman

Digital Asset Acquisition Corp.

Date: November 13, 2026	By:	/s/ Jeff Tuder
Name: Jeff Tuder
Title: Chief Financial Officer and Co-Chairman